Form 10-K
period 2012-11-30
SECURE DIGITAL, INC.
filed 2013-06-26
CIK 1295456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

SECURE DIGITAL, INC.

(Exact name of registrant as specified in its charter)

	Nevada	000-54880
81-0653420		(State or other jurisdiction
(Commission File Number)	(IRS Employer	of Incorporation)
Identification Number)
2 Glenwood Lane Huntington New York 11743 (Address of principal executive offices)
631-662-6674
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

☐

Accelerated Filer

☐

Non-Accelerated Filer

☐

Smaller Reporting Company

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2012 was $498,750based upon the price ($0.06), our common stock is not presently traded or quoted on the OTC Bulletin Board. The selling shareholders may sell their shares at $0.06 per share or at prevailing market prices or privately negotiated prices. This number of shares of common stock are held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 26, 2013, there were 18,312,500 shares of the registrant’s $0.001par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

Page
PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	[REMOVED AND RESERVED]

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Secure Digital, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

Secure Digital, Inc. is a corporation formed under the laws of the State of Nevada on January 28, 2004 as Quadra Ventures, Inc. whose principal executive offices are located in Huntington New York. Our principal business is the development,production, marketing and sales via the Internet of digital security products from our website at sd-securitysystems.com.

Summary

Secure Digital, Inc. is a Nevada based company focused on creating and marketing solutions for a range of business and consumer oriented Internet security problems. The Company's solutions will be founded on its ability to provide digital certificate services, Digital certificates are used for digital signatures, authentication of devices or people, web site security, and encryption. Digital certificates allow Internet and electronic commerce users to digitally sign documents and authenticate themselves much as they would in person. The Company will compete in a segment of the Internet security market referred to as “PKI” – Public Key Infrastructure. PKI vendors attempt to address Internet security issues, providing a means for authentication and encryption. Currently, we do not have a developed product and there is no assurance that any future development activities will result in the development of a commercially marketable product.

Our objective is to provide data and communications security solutions embodied as both products and services, which more particularly addresses Internet communication security and privacy. Our business model is to produce a version of the Secure Digital, digital security products that are downloadable and that will run under Microsoft Windows, Mac OS, as well as Linux, Unix and other operating systems.

Upon completion of programming and testing we will market and sell these downloadable security solutions via our website on the Internet at www.sd-securitysystems.com, which was posted online on June 2, 2011. We did not develop our original digital security products ourselves, the original digital security products were developed by Commguard, Inc. We acquired the Commguard digital security products in its entirety on July 18, 2007 from Commguard Inc. for the purchase price of 500,000 shares of our common stock, pursuant to Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933.

During 2009 when attempting to upgrade the Commguard digital security products it was found that the Commguard digital security products were no longer compatible with the updated PKI infrastructure and it was cost prohibitive to upgrade the Commguard digital security products as much of the programming language and software used in creating the Commguard digital security products was out dated. Currently, Secure Digital has embarked on creating its own brand of Digital Security products using the most up to date programming language (Ruby).

To date we have completed our website and was posted online on June 2, 2011, received the latest version of the PKI (Public Key Infrastructure) from EJBCA and have completed our design and architecture and have commenced programming. We estimate that we have approximately 10 programming days until completion and have spent a total of $55,000 to date of an estimated cost of $75,000 and once complete we will be in a position to commence alpha and beta testing the new Secure Digital security products.

Description

Digital certificates are used for digital signatures, authentication of devices or people, web site security and encryption. Digital Certificates allow Internet and electronic commerce users to digitally sign documents and authenticate themselves much as they would in person.

The Company will compete in a segment of the Internet security market referred to as “PKI” – Public Key Infrastructure. PKI vendors attempt to address Internet security issues, providing a means for authentication and encryption. Although PKI’s foundation is technical in nature – a form of encryption known as public key encryption - PKI based solutions also encompass people, policies, procedures and facilities to bind user names to electronic keys so that applications can provide the desired security services.

Currently, we do not have a developed product and there is no assurance that any future development activities will result in the development of a commercially marketable product.

Industry Background

The Internet has proven to be an extraordinary medium for communication, data transmissions and for e-commerce. However, by itself, the Internet does not provide users with security, privacy or the ability to know who you are dealing with is the person you thought you were dealing with.  The Internet provides hackers, snoops and thieves with an easy opportunity to access your private information and worse to destroy or alter your valuable business assets.  In addition, theft of proprietary and confidential corporate information and data is commonplace, both by insiders and sophisticated fraudsters. In addition, the risk of industrial espionage is real. Information security is now a major issue facing today’s electronic society. As the information highway transcends borders, locked doors are no longer sufficient to protect one of the corporation’s most valuable assets information.  Examples are:

E-mail communications - Unsecured e-mail is often referred to as equivalent to a post card. Anyone can read it. Unlike a post card, your unsecured e-mail, receives none of the protections afforded by the post office.

Identity on the Internet - It is easy to spoof a person's e-mail address and send an e-mail that looks for all purposes to have been sent from a known person. The recipient can never be certain if the e-mail was really sent from the person it was purported to be from.

Privacy of your data and networks - If your laptop or your files are unsecured, your files and private information may be accessed by an outsider via the Internet or by someone who steals your laptop or other computing device or even by a co-worker. If your files are secured they are not readable or usable by anyone other than yourself. Information security is needed to protect valuable and private data and communications.

We also need digital signatures and identities to have validity in identifying persons for legally binding transactions and for definitive non-repudiation. Unless there is the same level of confidence and trust in the Internet as exists in the traditional marketplace, global e-commerce, communications and data transfers will not realize their true potential. In an electronic world, the transactors or exchangers do not have the assurance of physical interaction. Electronic communications can also be intercepted in transit and the content changed or manipulated Public Key Infrastructure (PKI) was developed to address these needs and provides the framework and trust infrastructure necessary for Internet security.

Public Key Infrastructure or PKI

Throughout time, people have developed ways to ensure that a communication was sent by the purported person, was intercepted and never delivered, was altered or just read or copied and the sender didn’t know that the recipient actually received it. The common trait too many solutions included was the use of both ciphers and codes which rely upon a shared secret such as a method or codebook. The secret must be known by both parties in order to be effective; the requirement to communicate the secret is a weakness of such systems.

The resulting solutions are known collectively as cryptographic systems, and the art and science of hiding information is called cryptography. To transform a message so as to hide or scramble its content is to encrypt it. The recipient must then decrypt the message before it can be read. Simple (symmetrical cryptographic solutions) provide for a single key that both the sender and recipient must have.  This results in a weakness in these systems due to the necessity for both parties to share a single key. Public key cryptography (or asymmetric cryptography) replaces the secret key with a pair of keys, one private and one public, both mathematically linked one to the other. Information is encrypted with the public key, which can only be decrypted with the corresponding private key from that key pair, providing proof of confidentiality.

In this system, the public keys of all users can be published in open directories, facilitating communications between all parties. The private key is not shared, only the public key is made public. Public key cryptography can also be used to create and verify ‘digital signatures’. These can be appended to messages to provide proof of authentication, integrity and non-repudiation.

In addition to public key cryptography's mathematical cyphers and codes, a PKI system includes:  Security policies to define the rules under which the cryptographic systems should operate; products to generate, store and manage the keys; and procedures to dictate how the keys and certificates should be generated, distributed and used.

A Public Key Infrastructure (PKI).PKI provides the core framework for a wide variety of components, applications, policies and practices to combine and achieve the four principal security functions for commercial transactions:

Confidentiality - to keep information private

Integrity - to prove that information has not been manipulated

Authentication- to prove the identity of an individual or application

Non-repudiation- to ensure that information cannot be disowned

The Components of a PKI

A Public Key Infrastructure is a combination of hardware and software products, policies and procedures. It provides the basic security required so that users, who do not know each other, or are widely distributed, can communicate securely through a chain of trust. PKI is based on digital IDs known as ‘digital certificates’ which act like ‘electronic passports’, and bind the user’s digital signature to his or her public key. A PKI consists of:

A Security Policy

Certificate Authority (CA)

Registration Authority (RA)

Certificate Distribution System

PKI-enabled Applications

Security Policy - A security policy sets out and defines an organization’s top-level direction on information security, as well as the processes and principles for the use of cryptography. Typically it will include statements on how the organization will handle keys and valuable information, and will set the level of control required to match the levels of risk. These policies and procedures are set out in the Certificate Practice Statement (CPS).

Certificate Authority (CA) - The CA system is the trust basis of a PKI.  The CA manages public key certificates for their whole life cycle, including:

Issuing certificates by binding the identity of a user or device to a public key with a digital signature.

Scheduling expiry dates for certificates, and ensuring certificates are revoked when necessary through the publication of Certificate Revocation Lists (CRLs).

When implementing a PKI, an organization can either operate its own CA system, or use the CA service of a Commercial CA or Trusted Third Party.

Registration Authority (RA) - An RA provides the interface between the user and the CA. It captures and authenticates the identity of the users and submits the certificate request to the CA. The quality of this authentication process determines the level of trust that can be placed in the certificates.

Certificate Distribution System - Certificates can be distributed in a number of ways depending on the structure of the PKI environment, for example, by the users themselves, or through a directory service. A directory server may already exist within an organization or one may be supplied as part of the PKI solution.

PKI-enabled applications - A PKI is a means to an end, providing the security framework by which PKI-enabled applications can be confidently deployed to achieve the end benefits. Examples of applications are:

Communications between web servers and browsers

E-mail

Electronic Data Interchange (EDI)

Credit card transactions over the Internet

Virtual Private Networks (VPNs)

Third Party Authentication

Third party authentication provides the final piece of PKI and provides public key trust. It is necessary in all cryptographic systems to establish a trust relationship of some kind before secure communication starts. In the simple symmetric system, the trust relationship is the fact that two parties have trusted each other with a shared secret. In an asymmetric model, the trust relationship is the knowledge of the source and the integrity of the public key. A digital signature applied to the public key will achieve this and in PKI the signer is a third party who certifies the integrity of the public key and packages it for easy distribution.

Certificate Validity

Good security practices require periodic revalidation of trust relationships. In order to facilitate this, digital IDs have a validity period before and after which they cannot be used.

Products and Services

Digital Certificates

Currently, we do not have a developed product and there is no assurance that any future development activities will result in the development of a commercially marketable product.

Upon completion of programming and testing the Company will offer two levels of digital certificates, a non-validated digital certificate and a validated digital certificate.

Non validated digital certificates are issued to a firm's clients where validation of identity is not essential as it is controlled by the firm. Validated digital certificates are issued only to validated or authenticated individuals or organizations.

Validation or authentication of a person is based on identification of the person or organization proven by submission of documents, personal presence and notarized validation provides recipients with assurance of identity in transactions of value including where digital proof of identity is required. Secure Digital will use RAs to provide validation or proof of identity of a person within its Trust Network. RAs provide the function of validating identities through documents, personal presence and notarized validation. The reliability of a person's digital identification is dependent on the validation procedures of the RA.

Managed PKI

Provides business and other organizations with the ability to manage their PKI needs for e-mail communication and web site authentication. Our managed PKI is ready to use and provides trusted clients with easy to use tools for enrollment, validation, and issuance of certificates. These firms appoint one or more individuals to serve as administrator(s), with full authority to approve, renew, reject, and administer certificates. An organization’s end-users interact with our web-based delivery system to receive and enable the digital certificates. Once approved by an organization's Administrator, Secure Digital issues certificates immediately or as is otherwise set out in the services agreement.

The benefits of managed PKI include:

Local management - Each Administrator has complete control over the issuance, rejection and revocation of digital certificates.

Easy to use administrative - We provide a user friendly Web based system with reports. Administrators can monitor the full cycle of certificate management cycle.

Rapid turn-around – Secure Data issues certificates as set out in our services agreement for the type of certificate.

Customizable - Managed PKI services can be customized to meet our client's needs.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

Regarding our competitive position in the industry, we are a new entry into this marketplace and we are not well known. We will compete with numerous providers of online or Internet accessible applications and services companies, many of which have far greater financial and other resources than we do.  Many of these companies have established histories and relationships in providing online applications or systems that enable them to attract talent, marketing support, and financing.  Moreover, proven track records are of paramount consideration in selecting vendors.  We expect that we are currently behind our competitors in terms of revenue, brand awareness and market share. Our major competitor in this field is Verisign.

Research and Development Expenditures

As of November 30, 2012, we have spent approximately $55,000 in research and development expenditures.

Patents and Trademarks

We have no patents, trademarks, franchises, concessions or labor contracts at this time, however, we are in the process of making application for trademarks in Canada and the United States and in the future other jurisdictions, and have no assurance of our ability to continue to use such names in association with the sale of our products and services.In the future, we will enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We will apply for other protections in the form of patents and copyrights if applicable, in order to fully protect our proprietary software. Failure to provide adequate protection our proprietary rights could expose us to infringement of our rights by other parties and could offer similar services, significantly harming our competitive position and decreasing our revenues.

Employees; Identification of Certain Significant Employees

Currently, Peter Hodyno, our chief executive officer and director devotes approximately 15 to 20 hours a week of his time to our operations. We currently have no other employees, other than Mr. Hodyno We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at2 Glenwood Lane Huntington, New York 11743  and our telephone number is 631-662-6674. Our office is currently supplied by our president at no charge to the Company. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

We are not aware of any material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has not been quoted on the OTC Bulletin Board or other quotation service..

 Record Holders

As of November 30, 2012, an aggregate of 18,312,500 shares of our Common Stock were issued and outstanding and were owned by approximately 50 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.

We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

Financial Plan

As of November 30, 2011 and 2012, cash balances were $1,375 and $8,436 respectively. Since our inception on January 28, 2004 to November 30, 2012 we have raised $61,437 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Product Development Plan

Effective July18, 2007, we entered into an agreement and acquired the prior development, designs and implementation of Commguard Inc. in consideration for a purchase price of  500,000 common shares. We are a development stage company. Upon completion of programming and testing our principal business will be the production, marketing and sales of the Secure Digital, digital security products. Our plan is to commercialize solutions for a range of business and consumer oriented Internet security problems.

During 2009 when attempting to upgrade the Commguard digital security products it was found that the Commguard digital security products were no longer compatible with the updated PKI infrastructure and it was cost prohibitive to upgrade the Commguard digital security products as much of the programming language and software used in creating the Commguard digital security products was out dated.

Currently, Secure Digital has embarked on creating its own brand of Digital Security products using the most up to date programming language (Ruby). To date we have completed our website www.sd-securitysystems.com and was posted online on June 2, 2011 and anticipate spending approximately $5,000 on further website development when programming is complete. This involves the incorporation of our Certificate Manager/ Certificate Issuer to our website, as well as incorporating an Ecommerce program. This will occur when programmingalpha and beta testing are complete and will allow our customers to purchase online as well as try out the product prior to purchasing. Unfortunately, we will not offer our products until such time as we have completed our development; this is to ensure customers will be getting a finished product.

To date we have received the latest version of the PKI (Public Key Infrastructure) from EJBCA and have completed our design and architecture and have commenced programming.  We estimate that we have approximately 10 programming days till completion and have spent a total of $55,000 to date of an estimated cost of $75,000, and once complete we will be in a position to commence alpha and beta testing the new digital security products. We are in the pre-marketing stages for our products application and infrastructure build out The performance of our products are currently based on our expectations and cannot be assured, and to date we have not developed a prototype and may not be able to develop or market a commercially viable product, and have not as yet engaged in revenue producing activities. Upon completion of programming and testing we will be able provide products and services to enable an enterprise's staff to more effectively manage and share information, customer relations, service and support activities, marketing and document or data management.  Our objective is to complete pre-marketing activities and to actively market and support a commercial product and to earn revenues from business or other organizations via the Internet from our website at www.sd-securitysystems.com. Our sources of revenue will come from subscriptions for our products, product licensing fees and through support service charges and fees. The Company's solutions will be founded on its ability to provide digital certificate services.

Digital certificates are used for digital signatures, authentication of devices or people, web site security and encryption. Since our acquisition, management has continued to implement our business plan.  We have focused our limited resources to develop our products.  Upon completion of programming and testing, our objective is to maintain a test and demonstration site for the implementation of our products, which will be maintained on our servers that will be situated at a data hosting service in the US.

Our business plan can be summarized in four principal categories as outlined below.  We estimate the development period required to complete a commercial implementation of the Secure Digital products and develop commercial sales would be three months at an estimated cost of $20,000. At present we do not have have sufficient funds and have engaged programmers to quicken the implementation of our business plan.  While we have limited funding and are in the preliminary state of commercialization of our products and services, management's objective is to successfully implement the plan without significant additional funding.  We have no intent or plan to engage in a merger or acquisition with an unidentified company or companies.

Website Development Plan

Our website is currently onlineat www.sd-securitysystems.com. We anticipate spending approximately $5,000 on further website development  when programming is complete. This involves the incorporation of our Certificate Manager/ Certificate Issuer to our website, as well as incorporating an Ecommerce program. This will occur when programming, alpha and beta testing are complete, and will allow our customers to purchase online as well as try out the products prior to purchasing. Unfortunately, we will not offer our products until such time as we have completed our development, this is to ensure customers will be getting a finished product. Customers will be able select either US or Canadian funds to pay for their purchase. We will offer payment options by check/money order or online credit card processing such as PayPal. PayPal is an online payment service owned by eBay Inc. PayPal's website is located on the Internet at http://www.paypal.com Once completed, we do not anticipate having to develop our website further within the next twelve months.

Website Hosting Plan

Our website is hosted by eHosting and will be charging us approximately $5 per month to host our website. Over the next twelve months the cost of hosting our website will be $60.

Marketing Plan

We intend to market our website using Google AdWords. Google AdWords is a way to purchase highly targeted cost-per-click advertising. AdWords ads are displayed along with search results on Google, as well as on search and content sites in an ad network operated by Google Inc. a leader on Internet search. We estimate this cost to be estimated at $20,000 for the next year. Additionally, we will implement our demonstration systems and survey user and market acceptance of our products in order to target potential customers.

Purchase Plan

Once Secure Digital, digital security productsare ready for sale, purchasers may download them directly from our website. Upon receipt of the purchase price, the purchaser will be issued a product key code (license) to activate their product.

Secure Digital Obsolescence Plan

As of the date of this registration statement, the performance of our products are currently based on our expectations and cannot be assured, as we have not developed a prototype and may not be able to develop or market a commercially viable product. Upon completion of programming and testing we will be able to offer web based downloadable products. This does not represent a serious risk of obsolescence due to the fact that products would be continually updated when and if required, and any updated products would be available to our customers to download through our website.

Development Cost

During the next twelve months we anticipate spending $5,000 on further website development which was posted on line on June 2, 2012; $20,000 on programming and product development of which we have spent $55,000 to date, with completion anticipated during the Fall or Winter of 2013, Marketing in the amount of $20,000 with commencement estimated in January 2014; and website hosting at a cost of $60 per annum, for a total of $45,060 in business expenditures for the year.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. We anticipate $500 to assist in the preparation of our quarterly financial statements and $1,000 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $1,500 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $12,000 to pay for our accounting and audit requirements.

SEC Filing Plan

We are a reporting company in 2012 after our S-1was declared effective on January 15, 2013. This means that we will file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $2,000 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $10,000 for legal costs to pay for three quarterly filings, one annual filing.

Results of Operations

We have had no operating revenues since our inception on January 28, 2004 through to November 30, 2013. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 28, 2004 to August 31, 2012 we have raised a total of $79,750 from private offerings of our common stock and have received a total of approximately $89,000 in loans from third parties As of November 30, 2012, we have accumulated a total deficit of $160,293.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12Months
Legal and Accounting Fees	$22,000
Programming and Website Development and Marketing	45,060
Patent and Trademark Fees	20,000
TOTAL	$87,060

Our total expenditures over the next twelve months are anticipated to be approximately $87,060. Our cash on hand as of November 30, 2012 is $8,436. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing for the continued development of our digital Security Products.

Working Capital

	November 30, 2012 2011
Current assets	$8,436	$1,375
Current liabilities	88,979	29,000
Working capital deficit	$(80,543)	$(27,625)

Cash Flows

      For the years ended November 30,

                                                                           2012                 2011

Cash flows used in operating activities	$(52,918)	$(27,987)
Cash flows from financing activities	59,979	29,000
Net increase in cash	$7,061	$1,013

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended November 30, 2012was $52,918 compared with $27,437 for the year ended November 30, 2011. The increase in operating expenditures was attributed to the costs associated with programming and the preparation and filing of the Company's prospectus on Form S-1.

Net loss for the year ended November 30, 2012 was $52,918 compared with $27,437 for the year ended November 30, 2011. The overall increase in net loss of $25,481 was attributed to the costs associated with programming and the preparation and filing of the Company's prospectus on Form S-1.

Liquidity and Capital Resources

As of November 30, 2012 and 2011, the Company’s total assets were $8,436and $1,375, respectively. The increase in total assets is attributed to loans received for the continued development of the Company's products.

As of November 30, 2012 and 2011, the Company had total liabilities of $88,979 and $29,000, respectively. The increase in total liabilities was attributed to increases in advances of $59,979 as the Company did not have sufficient cash flow to settle obligations.

As of November 30, 2012 and 2011, the Company had a working capital deficit of $80,543and $27,625, respectively. The increase in working capital deficit was attributed tothe costs associated with the preparation and filing of the Company's prospectus on Form S-1 and their ongoing reporting requirements.

Cash flow from Operating Activities

During the year ended November 30, 2012 and 2011, the Company used $52,918 and $27,987, respectively of cash for operating activities. The increase in cash flows used for operating activities was attributed tothe costs associated with programming and filing of the Company's prospectus on Form S-1 and their ongoing reporting requirements.

Cash flow from Financing Activities

For the year ended November 30, 2011 and 2012, the Company received $29,000 and $59,979 from third parties, respectively to fund for operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 28, 2004 to November 30, 2011.

Foreign Currency Translation

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholder’s equity, if applicable.  There were no translation adjustments as of November 30, 2012 and 2011.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchangegains and losses are included in other items on the statement of operations.   There were no exchange gains or losses as of November 30, 2012 and 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with generally accepted accounting principles. As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method. Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Loss per Share

The Company computed basic and diluted loss per share amounts using generally accepted accounting principles  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

The Company discloses information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

 As of November 30, 2012 and 2011, the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with the liability method of accounting whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURE DIGITAL, INC.

NOVEMBER 30, 2012

Report of Independent Registered Public Accounting Firm 1

Balance Sheets 2

Statements of Operations 3

Statements of Stockholders’ Deficit 4

Statement of Cash Flows 5

Notes to the Financial Statements 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Secure Digital, Inc.  (a development stage company)

We have audited the accompanying balance sheet of Secure Digital, Inc. (the "Company") as of November 30, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from January 28, 2004 (Inception) through November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of November 30, 2011 was audited by other auditors, whose report dated January 8, 2013, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2012, and the results of its operations and its cash flows for the year then ended and for the period from January 28, 2004 (Inception) through November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue since inception and has accumulated a deficit of $160,293. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

June 24, 2013

November 30, 2012	November 30, 2011
ASSET		
Current asset		
Cash	$ 8,436	$ 1,375
Total current asset	8,436	1,375
Total asset	$ 8,436	$ 1,375
LIABILITY AND STOCKHOLDERS' DEFICIT		
Current liability		
Loan payable	88,979	29,000
Total current liability	88,979	29,000
Stockholders' deficit		
Preferred stock, $.001 par value, 10,000,000 shares authorized, nil shares issued and oustanding.		
Common stock, $.001 par value, 125,000,000 shares authorized, 18,312,500 shares issued and outstanding at November 30, 2012 and 2011	18,313	18,313
Additional paid-in capital	61,437	61,437
Accumulated deficit	(160,293)	(107,375)
Total stockholders' deficit	(80,543)	(27,625)
Total liability and stockholders' deficit	$ 8,436	$ 1,375

The accompanying notes are an integral part of these financial statements

For the years ended November 30, 2012	For the years ended November 30, 2011	From January 28, 2004 (Inception) to November 30, 2012
Revenue	$ -	$ -	$ -
Operating expenses:			
General and administrative	52,918	27,437	145,293
Total operating expenses	52,918	27,437	145,293
Loss from operations	(52,918)	(27,437)	(145,293)
Other expense			
Impairment loss	-	-	15,000
Total expense	-	-	15,000
Net loss before income taxes	(52,918)	(27,437)	(160,293)
Income taxes	-	-	-
Net loss	$ (52,918)	$ (27,437)	$ (160,293)
Loss per share			
Basic and diluted	$ (0.00)	$ (0.00)	
Weighted average common shares outstanding			
Basic and diluted	18,312,500	18,312,500

The accompanying notes are an integral part of these financial statements

F-3

The accompanying notes are an integral part of these financial statements

Common Stock				
		Number of shares	Par value	Additional paid-in capital	Deficit accumulated during development stage	Total
Balance at January 28, 2004 (Inception)		-	$ -	$ -	$ -	$ -
Shares issued at $0.0004	(1) (2)	8,750,000	8,750	(5,250)	-	3,500
Shares issued at $0.004	(1) (2)	5,312,500	5,313	15,937	-	21,250
Shares issued at $0.012	(1) (2)	2,500,000	2,500	27,500	-	30,000
Net loss		-	-	-	(54,275)	(54,275)
Balance at November 30, 2006		16,562,500	16,563	38,187	(54,275)	475
Shares issued for technology		500,000	500	14,500	-	15,000
Net loss		-	-	-	(15,075)	(15,075)
Balance at November 30, 2007		17,062,500	17,063	52,687	(69,350)	400
Shares issued at $0.001		10,000,000	10,000	-	-	10,000
Shares cancelled		(8,750,000)	(8,750)	8,750	-	-
Net loss		-	-	-	(10,324)	(10,324)
Balance at November 30, 2008		18,312,500	18,313	61,437	(79,674)	76
Net loss		-	-	-	(192)	(192)
Balance at November 30, 2009		18,312,500	18,313	61,437	(79,866)	(116)
Net loss		-	-	-	(72)	(72)
Balance at November 30, 2010		18,312,500	18,313	61,437	(79,938)	(188)
Net loss		-	-	-	(27,437)	(27,437)
Balance at November 30, 2011		18,312,500	18,313	61,437	(107,375)	(27,625)
Net loss					(52,918)	(52,918)
Balance at November 30, 2012		18,312,500 $	18,313 $	61,437 $	(160,293) $	(80,543)

(1) Retroactively adjusted to reflect the 5-for-1 stock spilt effective November 30, 2006. See Note 6

(2) Retroactively adjusted to reflect the 2-for-1 reverse spilt effective June 25, 2007. See Note 6

The accompanying notes are an integral part of these financial statements

SECURE DIGITAL, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Secure Digital Inc. (“Company”) was incorporated in the State of Nevada on January 28, 2004.  The Company was organized to develop software and IT applications in North America.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2012, the Company had $8,436 in cash, and accumulated net losses of $160,293 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable  software and IT applications, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans. Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. The Company is not currently earning any revenues.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 28, 2004 to November 30, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with generally accepted accounting principles As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method. Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Loss per Share

The Company computed basic and diluted loss per share amounts using generally accepted accounting principles  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

The Company discloses information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Income Taxes

Income taxes are recognized in accordance with the liability method of accounting whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements. Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – TECHNOLOGY PURCHASE AGREEMENT

On July 18, 2007 the Company acquired all the Commguard digital security products in their entirety on from Commguard, Inc. for the purchase price of 500,000 shares of the Company’s common stock. The acquisition was valued at $.03 per share or $15,000. This asset was fully impaired as of December 31, 2007.

 NOTE 5 – STOCKHOLDERS’ DEFICIT

Between January 28, 2004 and March 31, 2004, the Company received two subscriptions from the company’s officers and directors totaling a cash proceeds of $3,500 and the issuance of 8,750,000 common shares.

Between January 28, 2004 and March 31, 2004, the Company received subscriptions from non-affiliate shareholders, totaling cash proceeds of $21,250 and the issuance of 5,312,500 common shares.

Between January 28, 2004 and March 31, 2004, the Company received subscriptions from non-affiliate shareholders, totaling cash proceeds of $30,000 and the issuance of 2,500,000 common shares.

In November 2006, the Company initiated a forward split of 5-1 bringing the total issued and outstanding shares in the company to 33,125,000.

On June 25, 2007, the Company initiated a reverse split on a 2-1 basis, bringing the total issued and outstanding to 16,562,500.

All shares presented in these financials and accompanying footnotes have been retroactively adjusted to reflect the five to one forward spilt and two to one reverse spilt.

On June 26, 2007 two former Directors of the Company cancelled a total of 8,750,000 shares bringing the total issued and outstanding to 7,812,500.

On July 18, 2007 the Company issued a total of 500,000 shares to Commguard, Inc. for the purchase of the Commguard Digital Security Products, bringing the total issued and outstanding shares to 8,312,500.

On March 28, 2008, the Company received from one subscription from the Company’s sole officer and director totaling cash proceeds of $10,000 and the issuance of 10,000,000 common shares, bringing the total issued and outstanding shares to 18,312,500.Upon the resignation of the Company’s Sole officer and Director the shares were subsequently transferred to the new sole officer and director.

NOTE 6 – ADVANCES

As of November 30, 2012, the Company has received advances from two unrelated third parties in the amount of $29,000 and $59,979. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012 and 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2012 and, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2012 and 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of November 30, 2012 and 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated to a degree by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2012 and 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2012 and 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2012 and 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to Address Deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2012- 2013.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identificationof Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Peter Hodyno	35	CEO, CFO, President, & Director	December 2, 2009

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Peter Hodyno– Director, President, Secretary and Treasurer

Mr. Hodyno became our President on December 2, 2009 and he dedicates about 20 hours per week towards the management of our business. Mr. Hodyno is formerly a director of Global Sunrise, Inc. which later changed its name to Zulu Energy, Inc., Mr. Hodyno resigned from the Board of directors of Zulu Energy on March 5, 2007.  From May 2003 to Present, Mr. Hodyno has been employed as Vice President Sales, Magnum Electronics, a large electronic component exchange firm. From September 1999 to May 2003 was a Sales and Marketing representative with Allstate Insurance. From September 1995 to May 1999, he was a student at St. Michael’s College, Winooski Park, Vermont. Mr. Hodyno is a resident of Long Island, New York and he is a committeeman in the New York State Independence Party.

Identification of Significant Employees

We have no significant employees other than Mr. Peter Hodyno, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Family Relationships

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and is filed with the SEC on August 17, 2011 as part of the Company’s S-1 that is incorporated by reference hereto as Exhibit 14.01.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended November 30, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended November 30, 2012, and the representations made by the reporting persons to us, we believe that during the year ended November 30, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods endedNovember 30, 2012and 2011:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 11/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Hodyno(1) President, CEO, CFO, , and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 1. Mr. Peter Hodyno has been a director of our company since December 2, 2009. He was appointed as chief executive officer, chief financial officer, of our company on December 2, 2009.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended November 30, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of November 30, 2012, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Peter Hodyno 2 Glenwood Lane Huntington NY	Common	10,000,000	54.61%
All Officers and Directors as a Group (1 Person)	Common	10,000,000	54.61%

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 18,312,500 issued and outstanding shares of Common Stock as of November 30, 2012.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

1.

Dislcosing such transactions in reports where required;

2.

Disclosing in any and all filings with the SEC, where required,

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Peter Hodyno is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended November 30, 2012	Year Ended November 30, 2011
Audit fees	$9,000	$5,000
Audit-related fees	0	0
Total	$9,000	$5,000

Audit Fees

During the fiscal years ended November 30, 2012 and 2011, we incurred approximately $9,000 and $5,000 respectively in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements.

Audit-Related Fees

There were no fees billed during the fiscal years ended November 30, 2012and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Amended Articles of Incorporation	Filed with the SEC on April 22, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on April 22, 2009 as part of our Registration Statement on Form S-1.
10.01	Agreement between Secure Digital, Inc. and Commguard, Inc.	Filed with the SEC on April 22, 2009 as part of our Registration Statement on Form S-1.
14.01	Code of Ethics	Filed with the SEC on April 22, 2009 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE DIGITAL, INC.

Dated: June 26 , 2013

/s/ Peter Hodyno

By: Peter Hodyno

Its: President, Principal Executive Officer& Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 26 , 2013

/s/ Peter Hodyno

By: Peter Hodyno– Director