Form 10-Q
period 2013-02-28
SECURE DIGITAL, INC.
filed 2013-06-28
CIK 1295456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-54880

SECURE DIGITAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-0653420
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Glenwood Lane

Huntington New York 11743

(Address of principal executive offices)

631-662-6674

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

☐

Accelerated Filer

☐

Non-Accelerated Filer

☐

Smaller Reporting Company

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No X

As of February 28, 2013, there were 18,312,500 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

SECURE DIGITAL,INC.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	1-7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8-12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4.	CONTROLS AND PROCEDURES	13
PART II	OTHER INFORMATION

ITEM 1. ITEM 1A.	LEGAL PROCEEDINGS RISK FACTORS	13 13
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4.	[REMOVED AND RESERVED]	14
ITEM 5.	OTHER INFORMATION	14
ITEM 6.	EXHIBITS	14

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Secure Digital, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Secure Digital" refers to Secure Digital, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

Index

Balance Sheets

...1

Statements of Operations

2

Statements of Cash Flows

3

Notes to the Financial Statements

4-7

SECURE DIGITAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	February 28,	November 30,
	2013	2012
	(Unaudited)
ASSET

Current asset:

Cash	$8,177	$8,436

Total asset	$8,177	$8,436

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loan and advances	$88,979	$88,979

Total current liabilities	88,979	88,979

	-	-

Stockholders' deficit:

Preferred stock; 10,000,000 shares authorized, $0.001 par value,
nil shares issued and outstanding	-	-
Common stock; 125,000,000 shares authorized, $0.001 par value,
18,312,500 shares issued and outstanding (1)	18,313	18,313
Paid-in capital	61,437	61,437
Deficit accumulated during the development stage	(160,552)	(160,293)

Total stockholders' deficit	(80,802)	(80,543)

Total liabilities and stockholders' deficit	$8,177	$8,436

(1)

All shares presented in these financials and accompanying footnotes have been retroactively adjusted to reflect the five to one forward spilt and two to one reverse spilt.

The accompanying notes are an integral part of these financial statements

SECURE DIGITAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			From January 28, 2004 (Inception) to February 28, 2013
	Three months ended February 28, 2013	Three months ended February 29, 2012

Operating Expenses:

General and administrative	$259	$495	$145,552
Impairment loss on acquisition costs	-	-	15,000

Total operating expenses	259	495	160,552

Net loss from operations	(259)	(495)	(160,552)

Net loss for the period	$(259)	$(495)	$(160,552)

Weighted average number of shares outstanding (1)	18,312,500	18,312,500

Net loss per share, basic and diluted	$-	$-

(1)

All shares presented in these financials and accompanying footnotes have been retroactively adjusted to reflect the five to one forward spilt and two to one reverse spilt.

The accompanying notes are an integral part of these financial statements

SECURE DIGITAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From January 28, 2004 (Inception) to February 28, 2013
	Three months ended February 28, 2013	Three months ended February 29, 2012

Cash flow from operating activities:
Net loss	$(259)	$(495)	$(160,552)
Adjustments to reconcile net loss to net cash used in Operating activities:
Impairment loss	-	-	15,000

Net cash used in operating activities	(259)	(495)	(145,552)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	64,750
Proceeds from loans and advances			88,979

Net cash provided by financing activities	-	-	153,729

Increase (decrease) in cash during the period	(259)	(495)	8,177

Cash, beginning of period	8,436	1,375	-

Cash, end of period	$8,177	$880	$8,177

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SECURE DIGITAL, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Secure Digital Inc. (the “Company”) was incorporated in the State of Nevada on January 28, 2004.  The Company was organized to develop software and information technology applications in North America.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 28, 2013, the Company had $8,177 in cash, and accumulated net losses of $160,552 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable  software and IT applications , and ultimately to establish profitable operations.

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

Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 28, 2004 to February 28, 2013.

Foreign Currency Translation

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholder’s equity, if applicable.  There were no translation adjustments as of February 28, 2013.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the statement of operations. There were no exchange gains or losses as of February 28, 2013.

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

Loss per Share

The Company computed basic and diluted loss per share amounts using generally accepted accounting principles. There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

As of February 28, 2013, the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

NOTE 4 – TECHNOLOGY PURCHASE AGREEMENT

On July 18, 2007, the Company acquired all the Commguard digital security products in their entirety from Commguard, Inc. for the purchase price of 500,000 shares of the Company’s common stock. The acquisition was valued at $.03 per share or $15,000. This asset was fully impaired as of December 31, 2007.

NOTE 5- THE JUMPSTART OUR BUSINESS STARTUPS ACT OF 2012

The Company is an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.   We have elected  not to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1), and understand that this election is irrevocable.

As a public company and particularly after the Company ceases to be an “emerging growth company,” the Company will incur significant legal, accounting and other expenses that the Company did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules   implemented by   the SEC. In addition, the

Company’s management team will also have to adapt to the requirements of being a public company.  The Company expects that compliance with these rules and regulations will substantially increase their legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require them to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

They will remain an “emerging growth company” for up to five years, although if the market value of their common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, they would cease to be an “emerging growth company” as of the following December 31, or if they issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

The Company is not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make their first annual assessment of our internal control over financial reporting pursuant to Section 404 until our second annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” or smaller reporting company as defined in the JOBS Act.

NOTE 6 – STOCKHOLDERS’ EQUITY

Between January 28, 2004 and March 31, 2004, the Company received two subscriptions from the company’s officers and directors totaling cash proceeds of $3,500 and the issuance of 8,750,000 common shares.

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

On June 28, 2007, two former Directors of the Company cancelled a total of 8,750,000 shares bringing the total issued and outstanding to 7,812,500 shares.

On July 18, 2007, the Company issued a total of 500,000 shares to Commguard, Inc. for the purchase of the Commguard Digital Security Products, bringing the total issued and outstanding shares to 8,312,500.

On March 28, 2008, the Company received one subscription from the Company’s sole officer and director totaling cash proceeds of $10,000 and the issuance of 10,000,000 common shares, bringing the total issued and outstanding shares to 18,312,500. Upon the resignation of the Company’s Sole officer and Director the shares were subsequently transferred to the new sole officer and director.

NOTE 7 – ADVANCES

As of February 28, 2013, the Company has received advances from unrelated third parties in the amounts of $29,000 and $60,000 respectively. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Plan of Operation

Financial Plan

As of February 28, 2013, we had a cash balance of $8,177 and have earned no revenue from operations. Since our inception on January 28, 2004 to February 28, 2013, we have raised $79,750 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months, we will need additional funds and we are seeking these additional funds via private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Product Development Plan

Effective July 18, 2007, we entered into an agreement and acquired the prior development and designs of Commguard Inc. in consideration for a purchase price of 500,000 common shares. Upon completion of programming and testing our principal business product will be the production, marketing and sales of digital security products. Our plan is to commercialize solutions for a range of businesses and consumer oriented Internet security problems.

During 2009, when attempting to upgrade the Commguard digital security products it was found that the Commguard digital security products were no longer compatible with the updated PKI infrastructure and it was cost prohibitive to upgrade the Commguard digital security products as much of the programming language and software used in creating the Commguard digital security products were outdated.

Currently, Secure Digital has embarked on creating its own brand of Digital Security products using the most up to date programming language (Ruby). To date we have completed our website which was posted online on June 2, 2011 www.sd-securitysystems.com, and we anticipate spending approximately $5,000 on further website development when programming is complete. This involves the incorporation of our Certificate Manager/ Certificate Issuer to our website, as well as incorporating an E-Commerce program. This will occur when programming, alpha and beta testing are complete and will allow our customers to purchase online as well as try out the product prior to purchasing.

To date, we have received the latest version of the PKI (Public Key Infrastructure) from EJBCA and have completed our design and architecture and have commenced programming.  We estimate that we have approximately 10 programming days until completion and have spent a total of $55,000 to date of an estimated cost of $75,000, and once complete we will be in a position to commence alpha and beta testing the new digital security products. We are in the pre-marketing stages for our products application and infrastructure build out. The performance of our products are currently based on our expectations and cannot be assured, and to date we have not developed a prototype and may not be able to develop or market a commercially viable product, and we have not as yet engaged in revenue producing activities. Upon completion of programming and testing we will be able provide products and services to enable an enterprise's staff to more effectively manage and share information, customer relations, service and support activities, marketing and document or data management.  Our objective is to complete pre-marketing activities and to actively market and support a commercial product and to earn revenues from businesses or other organizations via the Internet from our website at www.sd-securitysystems.com. Our sources of revenue will come from subscriptions for our products, product licensing fees and through support service charges and fees. The Company's solutions will be founded on its ability to provide digital certificate services.

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

Our business plan can be summarized in four principal categories as outlined below.  We estimate the development period required to complete a commercial implementation of the Secure Digital products and develop commercial sales would be three months at an estimated cost of $20,000. At present we do not have sufficient funds and have engaged programmers to accelerate the implementation of our business plan.  While we have limited funding and are in the preliminary state of commercialization of our products and services, management's objective is to successfully implement the plan without significant additional funding.  We have no intent or plan to engage in a merger or acquisition with an unidentified company or companies.

Website Development Plan

Our website is currently online at www.sd-securitysystems.com. We anticipate spending approximately $5,000 on further website development when programming is complete. This involves the incorporation of our Certificate Manager/ Certificate Issuer to our website, as well as incorporating an E-Commerce program. This will occur when programming, alpha and beta testing are complete, and will allow our customers to purchase online as well as try out the products prior to purchasing. Unfortunately, we will not offer our products until such time as we have completed our development to ensure our customers will be getting a finished product. Customers will be able select either US or Canadian funds to pay for their purchase. We will offer payment options by check/money order or online credit card processing such as PayPal. PayPal is an online payment service owned by eBay Inc. PayPal's website is located on the Internet at http://www.paypal.com. Once completed, we do not anticipate having to develop our website further within the next twelve months.

Website Hosting Plan

Our website is hosted by eHosting, who will be charging us approximately $5 per month to host our website. Over the next twelve months the cost of hosting our website will be $60.

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

Purchase Plan

Once Secure Digital digital security products are ready for sale, purchasers may download them directly from our website. Upon receipt of the purchase price, the purchaser will be issued a product key code (license) to activate their product.

Secure Digital Obsolescence Plan

As of this date, the performance of our products is currently based on our expectations and cannot be assured, as we have not developed a prototype and may not be able to develop or market a commercially viable product. Upon completion of programming and testing we will be able to offer web-based downloadable products. This does not represent a serious risk of obsolescence due to the fact that products would be continually updated when and if required, and any updated products would be available to our customers to download through our website.

Development Costs

During the next twelve months, we anticipate spending $5,000 on further website development which was posted on line on June 2, 2011; $20,000 on programming and product development of which we have spent $55,000 to date, with completion anticipated during the Fall or Winter of 2013; marketing in the amount of $20,000 with commencement estimated in January 2014; and website hosting at a cost of $60 per annum, for a total of $45,060 in business expenditures for the year.

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

SEC Filing Plan

We are a reporting company in 2012 after our S-1was declared effective on January 15, 2013. This means that we will file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $2,000 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $10,000 for legal costs to pay for three quarterly filings and one annual filing.

Results of Operations

We have had no operating revenues since our inception on January 28, 2004 through to February 28, 2013. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 28, 2004 to February 28, 2013 we have raised a total of $79,750 from private offerings of our common stock and have received a total of $89,000 in loans from third parties. For the period from inception on January 28, 2004 to February 28, 2013 we incurred total expenses of $160,552.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over Next 12 Months
Legal and accounting fees	$22,000
Programming, website development and marketing	45,060
Patent and trademark fees	20,000
TOTAL	$87,060

Our total expenditures over the next twelve months are anticipated to be approximately $87,060. Our cash on hand as of February 28, 2013 is $8,177. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing for the continued development of our digital security products.

Working Capital

	February 28, 2013	November 30, 2012
Current assets	$8,177	$8,436
Current liabilities	88,979	88,979
Working capital deficit	$(80,802)	$(80,543)

Cash Flows

	Three months Ended	Three months Ended
	February 28, 2013	February 28, 2913
Cash Flows used in operating activities	$(259)	$(495)
Cash Flows used in investing activities	0	0
Cash Flows used in financing activities	0	0
Net decrease in cash during period	$(259)	$(495)

Operating Revenues

We have not generated any revenues since inception.

Net Loss

Net loss for the three months ended February 28, 2013 and February 29, 2012 was $259 and $495, respectively.

Liquidity and Capital Resources

As of February 28, 2013 and November 30, 2012, the Company’s cash balances were $8,177 and $8,436, respectively. The increase in cash was attributed to loans received for the continued development of the Company's products.

As of February 28, 2013 and November 30, 2012, the Company had total liabilities of $88,979. There were no changes in the total of liabilities.

Cash flow from Operating Activities

During the three months ended February 28, 2013 and February 29, 2012, the Company used $259 and $495 of cash for operating activities, respectively.

Cash flow from Investing Activities

During the periods ended February 28, 2013 and February 29, 2012, the Company did not have any cash transactions related to investing activities.

Cash flow from Financing Activities

During the three month periods ended February 28, 2013, February 29, 2012, the Company did not receive any cash from financing activities.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and development activities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the financial statements included in this Quarterly Report.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC August 17, 2011 as part of our Registration Statement on Form S-1
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE DIGITAL,INC.

Dated: June 28, 2013	By: /s/ Peter Hodyno
Peter Hodyno
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 28, 2013

/s/ Peter Hodyno

By: Peter Hodyno – Director