Form 10-Q
period 2013-05-31
SECURE DIGITAL, INC.
filed 2013-07-15
CIK 1295456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

Accelerated Filer

Non-Accelerated Filer

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No

As of May 31, 2013, there were 18,312,500 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

Index

Condensed Balance Sheets

...1

Condensed Statements of Operations

2

Condensed Statements of Cash Flows

3

Notes to the Financial Statements

4-7

SECURE DIGITAL, INC.

(ADevelopment Stage Company)

CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2013	2012
	(unaudited)	(audited)
ASSETS

Current assets:

Cash	$646	$8,436

Total assets	$646	$8,436

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Loan and advances	$88,979	$88,979

Total current liabilities	88,979	88,979

Stockholders' deficit:

Preferred stock; 10,000,000 shares authorized, $0.001 par value,
nil shares issued and outstanding	-	-
Common stock; 125,000,000 shares authorized, $0.001 par value,
18,312,500 shares issued and outstanding	18,313	18,313
Paid-in capital	61,437	61,437
Deficit accumulated during the development stage	(168,083)	(160,293)

Total stockholders' deficit	(88,333)	(80,543)

Total liabilities and stockholders' deficit	$646	$8,436

(1)

All shares presented in these condensed financial statements and accompanying footnotes have been retroactively adjusted to reflect the five to one forward spilt and two to one reverse spilt.

The accompanying notes are an integral part of these condensed financial statements.

SECURE DIGITAL, INC.

(ADevelopment Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From January 28, 2004 (Inception) to May 31, 2013
	Three months ended May 31, 2013	Three months ended May 31, 2012	Six months ended May 31, 2013	Six months ended May 31, 2012

Operating Expenses:

General and administrative	$7,531	$30,385	$7,790	$30,880	$153,083
Impairment loss on acquisition costs	-	-	-	-	15,000

Total operating expenses	7,531	30,385	7,790	30,880	168,083

Net loss from operations	(7,531)	(30,385)	(7,790)	(30,880)	(168,083)

Net loss for the period	$(7,531)	$(30,385)	$(7,790)	$(30,880)	$(168,083)

Weighted average number of shares outstanding:	18,312,500	18,312,500	18,312,500	18,312,500

Net loss per share, basic and diluted	$-	$-	$-	$-

(1)

All shares presented in these condensed financial statement and accompanying footnotes have been retroactively adjusted to reflect the five to one forward spilt and two to one reverse spilt.

The accompanying notes are an integral part of these condensed financial statements.

SECURE DIGITAL, INC.

(ADevelopment Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From January 28, 2004 (Inception) to May31, 2013
	Six months ended May 31, 2013	Six months ended May 31, 2012

Cash flow from operating activities:
Net loss	$(7,790)	$(30,880)	$(168,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology expenditure for shares	-	-	15,000

Net cash used in operating activities	(7,790)	(30,880)	(153,083)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	64,750
Proceeds from loans and advances	-	59,979	88,979

Net cash provided by financing activities	-	59,979	153,729

Increase (decrease) in cash during the period	(7,790)	19,099	646

Cash, beginning of period	8,436	1,375	-

Cash, end of period	$646	$30,474	$646

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

SECURE DIGITAL, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Secure Digital Inc. (the “Company”) was incorporated in the State of Nevada on January 28, 2004.  The Company was organized to develop software and information technology applications in North America.

NOTE 2 – GOING CONCERN

These condensed financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2013, the Company had $646 in cash and accumulated net losses of $168,083 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable  software and IT applications  and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.  Unless otherwise indicated, amounts provided in these notes to the condensed financial statements pertain to continuing operations. The Company is not currently earning any revenues.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 28, 2004 to May 31, 2013.

Foreign Currency Translation

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholder’s equity, if applicable.  There were no translation adjustments as of May 31, 2013.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other income  (expense) on the statement of operations. There were no exchange gains or losses for the three and six months ended as of May 31, 2013 and 2012.

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

Comprehensive Loss

As of May 31, 2013, the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in the condensed financial statements.

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

Not Adopted

In May 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

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

On June 25, 2007, the Company initiated a reverse split on a 2-1 basis, bringing the total issued and outstanding shares to 16,562,500.

All shares presented in thesecondensed financial statements and accompanying footnotes have been retroactively adjusted to reflect the five to one forward spilt and two to one reverse spilt.

On July, 2007, two former Directors of the Company cancelled a total of 8,750,000 shares bringing the total issued and outstanding shares to 7,812,500.

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

NOTE 7 – ADVANCES

As of May 31, 2013 and November 30, 2012, the Company has received advances from unrelated third parties in the amounts of $88,979. These advances are non-interest bearing, unsecured, and have no fixed terms of repayment.

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

Plan of Operation

Financial Plan

As of May 31, 2013, we had a cash balance of $646and have earned no revenue from operations. Since our inception on January 28, 2004 to May 31, 2013, we have raised $79,750 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months, we will need additional funds and we are seeking these additional funds via private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Product Development Plan

Effective July 18, 2007, we entered into an agreement and acquired the prior development and designs of Commguard Inc. in consideration for a purchase price of 500,000 common shares.Upon completion of programming and testing our principal business productwillbe the production, marketing and sales of digital security products. Our plan is to commercialize solutions for a range of businesses and consumer oriented Internet security problems.

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

To date, we have received the latest version of the PKI (Public Key Infrastructure) from EJBCA and have completed our design and architecture and have commenced programming.  We estimate that we have approximately 10 programming days until completion and have spent a total of $55,000 to date of an estimated cost of $75,000, and once complete we will be in a position to commence alpha and beta testing the new digital security products. We are in the pre-marketing stages for our products application and infrastructure build out. The performance of our products iscurrently based on our expectations and cannot be assured, and to date we have not developed a prototype and may not be able to develop or market a commercially viable product, and we have not as yet engaged in revenue producing activities. Upon completion of programming and testing we will be able provide products and services to enable an enterprise's staff to more effectively manage and share information, customer relations, service and support activities, marketing and document or data management.  Our objective is to complete pre-marketing activities and to actively market and support a commercial product and to earn revenues from businesses or other organizations via the Internet from our website at www.sd-securitysystems.com. Our sources of revenue will come from subscriptions for our products, product licensing fees and through support service charges and fees. The Company's solutions will be founded on its ability to provide digital certificate services.

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

Our business plan can be summarized in four principal categories as outlined below.  We estimate the development period required to complete a commercial implementation of the Secure Digital products and develop commercial sales would be three months at an estimated cost of $20,000. At present we do not have sufficient funds and have engaged programmers to acceleratethe implementation of our business plan.  While we have limited funding and are in the preliminary state of commercialization of our products and services, management's objective is to successfully implement the plan without significant additional funding.  We have no intent or plan to engage in a merger or acquisition with an unidentified company or companies.

Website Development Plan

Our website is currently online at www.sd-securitysystems.com. We anticipate spending approximately $5,000 on further website development when programming is complete. This involves the incorporation of our Certificate Manager/ Certificate Issuer to our website, as well as incorporating an E-Commerce program. This will occur when programming, alpha and beta testing are complete, and will allow our customers to purchase online as well as try out the products prior to purchasing. Unfortunately, we will not offer our products until such time as we have completed our developmentto ensure our customers will be getting a finished product. Customers will be able select either US or Canadian funds to pay for their purchase. We will offer payment options by check/money order or online credit card processing such as PayPal. PayPal is an online payment service owned by eBay Inc. PayPal's website is located on the Internet at http://www.paypal.com. Once completed, we do not anticipate having to develop our website further within the next twelve months.

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

Purchase Plan

Once Secure Digitaldigital security productsare ready for sale, purchasers may download them directly from our website. Upon receipt of the purchase price, the purchaser will be issued a product key code (license) to activate their product.

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

Results of Operations

We have had no operating revenues since our inception on January 28, 2004 through to May 31, 2013. Our activities have been financed from the proceeds of share subscriptions. From our inception, on January 28, 2004 to May 31, 2013 we have raised a total of $79,750 from private offerings of our common stock and have received a total of $88,979in loans from third parties. For the period from inception on January 28, 2004 to May 31, 2013 we incurred total expenses of $168,083.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned ExpendituresOverNext 12Months
Legal and accounting fees	$22,000
Programming, website development and marketing	45,060
Patent and trademark fees	20,000
TOTAL	$87,060

Our total expenditures over the next twelve months are anticipated to be approximately $87,060. Our cash on hand as of May 31, 2013 is $646. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing for the continued development of our digital security products.

Working Capital

	May 31, 2013	November 30,2012
Current assets	$646	$8,436
Current liabilities	88,979	88,979
Working capital deficit	$(88,333)	$(80,543)

Cash Flows

	Sixmonths Ended	Sixmonths Ended
	May 31, 2013	May31, 2012
Cash Flows used in operating activities	$(7,790)	$(40,880)
Cash Flows used in investing activities	0	0
Cash Flows used in financing activities	0	0
Net decrease in cash during period	$(7,790)	$(40,880)

Operating Revenues

We have not generated any revenues since inception.

Net Loss

Net loss for the three months ended May 31, 2013 and May 31, 2012 was $7,531 and $30,385, respectively.

Liquidity and Capital Resources

As ofMay 31, 2013 and November 30, 2012, the Company’s cash balanceswere$646and $8,436, respectively. The decrease incash was attributed to ongoing reporting requirements and continued development of the Company's products.

As ofMay 31, 2013 and November 30, 2012, the Company had total liabilities of $88,979. There were no changes in the total of liabilities.

Cashflow from Operating Activities

During the three months ended May 31, 2013 and May 31, 2012, the Company used $7,790 and $40,880of cash for operating activities, respectively.

Cashflow from Investing Activities

During the periods ended May 31, 2013 and May 31, 2012, the Company did not have any cash transactions related to investing activities.

Cash flow from Financing Activities

During the three month periods ended May 31, 2013, May 31, 2012, the Company did not receive any cash from financing activities.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our November 30, 2012 audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

SECURE DIGITAL,INC.

Dated: July15, 2013	By: /s/ Peter Hodyno
Peter Hodyno
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July15, 2013

/s/Peter Hodyno

By: Peter Hodyno – Director